Form 10-Q
period 1995-03-31
AMERICAN MOBILE SYSTEMS INC
filed 1995-05-15
CIK 714593

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            For the quarterly period ended March 31, 1995

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from
                                           -------------------------
            to
               ------------------------
            COMMISSION FILE NUMBER 0-14002

                      AMERICAN MOBILE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

       STATE OF DELAWARE                                   22-2412153
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

20920-C Warner Center Lane
Woodland Hills, CA                                         91367-5002
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (818) 593-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---
         The number of shares of the registrant's common stock as of May 12, 1995 was 7,285,354, including 42,348 shares held in Treasury.

                                     INDEX

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY


Part I                   Financial Information
- ----------------------------------------------

         Item 1          Financial Statements (unaudited)

                         Condensed Consolidated Balance Sheets -
                         March 31, 1995 and June 30, 1994

                         Condensed Consolidated Statements of
                         Operations - Three Months Ended
                         March 31, 1995 and 1994

                         Condensed Consolidated Statements of
                         Operations - Nine Months Ended March
                         31, 1995 and 1994

                         Condensed Consolidated Statements of
                         Cash Flows - Nine Months Ended March
                         31, 1995 and 1994

                         Notes to Condensed Consolidated
                         Financial Statements - March 31, 1995

         Item 2          Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations


Part II                  Other Information
- ----------------------------------------------

         Item 1          Legal Proceedings

         Item 6          Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (000'S OMITTED)

                                     ASSETS

                                                             March 31,                        June 30,
                                                               1995                             1994
                                                             ---------                        --------

CURRENT ASSETS
   Cash and cash equivalents                                 $   1,135                        $    584
   Accounts Receivable
    Trade, net of allowance for
     doubtful accounts of $751
     at March 31, 1995 and
     $617 at June 30, 1994                                         236                             272
    Other                                                          163                             549

  Inventories, net                                                 445                             485

  Other assets                                                      97                             100
                                                              --------                         -------
            Total Current Assets                                 2,076                           1,990

NOTES RECEIVABLE                                                    63                              63

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and
   amortization                                                  5,057                           5,864

INTANGIBLE ASSETS, net of
 accumulated amortization                                       11,167                          12,206

DEFERRED OFFERING COSTS                                          1,142                             520

OTHER ASSETS                                                       329                             379
                                                              --------                         -------

                                                             $  19,834                        $ 21,022
                                                              ========                         =======





                                  (Continued)

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (CONTINUED)
                   (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31,                         June 30,
                                                               1995                              1994
                                                             ---------                         --------
CURRENT LIABILITIES
   Notes payable                                             $      --                        $     136
   Current maturities of secured
    debt and capitalized lease
    obligations                                                 11,203                           11,367
   Accounts payable                                                463                              584
   Accrued expenses                                                730                              587
   Accrued interest                                                 77                               64
   Other                                                           440                               62
                                                              --------                         --------
   Total Current Liabilities                                    12,913                           12,800


CAPITALIZED LEASE OBLIGATIONS                                       54                              128

OTHER DEBT                                                          95                              240
                                                              --------                         --------
   Total Liabilities                                            13,062                           13,168
                                                              --------                         --------
COMMON STOCK SUBJECT TO REPURCHASE,
 $.01 PAR VALUE; 714 SHARES ISSUED                                  --                            5,000

STOCKHOLDERS' EQUITY
   Preferred Stock - $1.00 par value;
    authorized 5,000 shares;
    none issued and outstanding                                     --                               --
   Common stock - $.01 par value;
    authorized - 20,000 shares; issued
    and outstanding - 7,247 shares at
    March 31, 1995 and 6,533 shares
    at June 30, 1994                                                73                               66
  Additional paid-in capital                                    55,190                           50,197
  Accumulated deficit                                          (47,859)                         (46,777)
                                                              --------                         --------
                                                                 7,404                            3,486
   Less 38 shares of treasury
    stock - at cost                                               (632)                            (632)
                                                              --------                         --------
   Total Stockholders' Equity                                    6,772                            2,854
                                                              --------                         --------
                                                             $  19,834                        $  21,022
                                                              ========                         ========


            See Notes to Condensed Consolidated Financial Statements

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)



                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                        1995              1994
                                                                      --------          --------
AIRTIME
   Sales                                                          $   1,402            $   1,283
  Cost of Sales                                                        (348)                (383)
   Depreciation and amortization                                       (268)                (300)
                                                                   --------             --------
            Gross profit on airtime                                     786                  600
                                                                   --------             --------
EQUIPMENT
  Sales                                                                 809                1,054
  Cost of Sales                                                        (503)                (636)
                                                                   --------             --------
            Gross profit on equipment                                   306                  418
                                                                   --------             --------
            Total gross profit                                        1,092                1,018
                                                                   --------             --------
OPERATING EXPENSES
  Selling, general and administrative                                   871                1,048
   Depreciation and amortization                                        326                  370
  Interest expense and amortization of
    debt issuance costs, net                                            329                  196
                                                                   --------             --------
                                                                      1,526                1,614
                                                                   --------             --------

OTHER INCOME
  Gain on sale of assets                                                 --                   10
                                                                   --------             --------
NET LOSS                                                          $    (434)            $   (586)
                                                                   ========             ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                            7,247                7,238
                                                                   ========             ========

LOSS PER SHARE                                                    $   (0.06)           $   (0.08)
                                                                   ========             ========





            See Notes to Condensed Consolidated Financial Statements

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (000'S OMITTED, EXCEPT PER SHARE AMOUNTS)



                                                                             For the Nine Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                         1995                       1994
                                                                         --------               --------
AIRTIME
   Sales                                                              $   4,127                   $   3,750
  Cost of Sales                                                          (1,121)                     (1,180)
   Depreciation and amortization                                           (804)                       (894)
                                                                       --------                    --------
            Gross profit on airtime                                       2,202                       1,676
                                                                       --------                    --------
EQUIPMENT
  Sales                                                                   2,432                       2,625
  Cost of Sales                                                          (1,492)                     (1,655)
                                                                       --------                    --------
            Gross profit on equipment                                       940                         970
                                                                       --------                    --------
            Total gross profit                                            3,142                       2,646
                                                                       --------                    --------
OPERATING EXPENSES
  Selling, general and administrative                                     2,616                       3,023
   Depreciation and amortization                                          1,003                       1,134
  Interest expense and amortization of
    debt issuance costs, net                                                795                         621
   Interest expense on subordinated
    convertible notes payable -
    stockholder                                                              --                          68
                                                                       --------                    --------
                                                                          4,414                       4,846
                                                                       --------                    --------
            Loss before other income                                     (1,272)                     (2,200)
                                                                       --------                    --------
OTHER INCOME
   Gain on sale of assets                                                     4                          11
   Reduction in provision for doubtful
    receivable from a former officer                                        186                         400
                                                                       --------                    --------
                                                                            190                         411
                                                                       --------                    --------
NET LOSS                                                              $  (1,082)                  $  (1,789)
                                                                       ========                    ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                7,247                       7,092
                                                                       ========                    ========
LOSS PER SHARE                                                        $   (0.15)                  $   (0.25)
                                                                       ========                    ========


            See Notes to Condensed Consolidated Financial Statements

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)



                                                                     For the Nine Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                       1995              1994
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (1,082)          $  (1,789)
                                                                     -------            --------
  Adjustments to reconcile net loss
   to net cash provided (used) in
    operating activities:
    Depreciation and amortization                                      1,807               2,023
    Provision for doubtful receivables                                   149                 187
    Reduction in provision for doubtful
     receivable from a former officer                                     --                (400)
    Interest expense applied to
      principal                                                           18                  --
     KOP loan extension fee applied to
      principal                                                           80                  --
     Compensation expense - stock option                                  --                  23
    Gain on sale of assets                                                (4)                (11)
   Change in operating assets and liabilities:
     Decrease (increase) in accounts
      receivable                                                         273                (186)
     Decrease (increase) in inventories                                   40                 (53)
     Increase in other assets and deferred
      offering costs                                                    (196)               (208)
     Increase (decrease) in accounts
       payable and accrued expenses                                      128                (332)
     Increase in accrued interest                                         13                  85
                                                                     -------            --------
        Total adjustments                                              2,308               1,128
                                                                     -------            --------
        Net cash provided (used) in
          operating activities                                         1,226                (661)
                                                                     -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
    equipment                                                           (209)               (372)
  Expenditures for acquisitions of
   SMR systems and intangible assets                                    (116)               (202)
  Proceeds from sale of assets                                             5                  21
  Net decrease in receivable from a
   former officer                                                         --                  16
                                                                     -------            --------
             Net cash used in
              investing activities                                      (320)               (537)
                                                                     -------            --------


                                  (Continued)

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)
                                (000'S OMITTED)



                                                                    For the Nine Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                      1995             1994
                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued for exercise of
  stock option                                                      $      --        $      14
 Principal payments under capitalized
  lease obligations                                                      (336)            (543)
 Expenditures from issuance of common
  stock                                                                    --             (157)
 Payments of notes payable, subordinated
  debt, and secured debt                                                  (19)          (1,582)
                                                                     --------         --------
    Net cash used in financing activities                                (355)          (2,268)
                                                                     --------         --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                    551           (3,466)

CASH AND CASH EQUIVALENTS, beginning of
 period                                                                   584            4,020
                                                                     --------         --------
CASH AND CASH EQUIVALENTS, end of period                            $   1,135        $     554
                                                                     ========         ========





                                  (continued)

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (000'S OMITTED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended March 31, 1995, the following noncash investing and financing activities occurred.

a. Upon the dissolution of the Resco/AMS partnership, the Company's investment in the partnership was closed out and the net cost of the Jacksonville license distributed in June 1994 was reduced by $148 (See Note C-2)

b. AMS and Dial Call (successor to JCC) entered into an agreement in February 1995 regarding the settlement of certain liabilities with respect to the AMS/JCC transaction that closed in August 1991, whereby various notes payable to JCC were reduced by $262, with a corresponding reduction in the net cost of the Miami and Tampa licenses acquired from JCC in August 1991.

During the nine months ended March 31, 1994, the following noncash investing and financing activities occurred:

a. Common stock valued at $632 was received from a former officer of the Company in payment of a note receivable with a net balance of $369. The difference of $263 was recorded as a reduction in provision for doubtful receivable from a former officer.

b. SMR licenses valued at $330 were acquired in settlement of $188 in notes receivable and $5 in deposit receivable. The remaining $137 was recorded as a reduction in provision for doubtful note receivable from a former officer.

c. 462 shares of common stock were issued upon the conversion of $2,873 of debt and accrued interest (See Note C-2).

d. The Company acquired Resco, Inc.'s 50% interest in Resco/AMS' SMR systems in Jacksonville, Florida for approximately $800. Accordingly, the Company's investment in the Resco/AMS partnership was reduced by the net cost of the Jacksonville assets in Resco/AMS (See Note C-3).

e. Various SMR licenses valued at $588 were acquired in settlement of $576 in notes receivable and the assumption of a $12 option payable.

f. An employee exercised a stock option, which resulted in recording $23 of compensation expense and a corresponding increase in additional paid-in capital.




            See Notes to Condensed Consolidated Financial Statements

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of these unaudited financial statements have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Loss per share is computed by dividing the loss for the period by the weighted average number of shares of common stock outstanding.



NOTE B - NATURE OF BUSINESS AND MANAGEMENT PLANS

The Company has incurred losses in fiscal years 1992, 1993 and 1994 and the first three fiscal quarters of 1995. During most of this period, the Company also used net cash in its operating activities and had net working capital deficits. The Company met its cash requirements through its financing activities and investing activities during this period. The Company anticipates that its working capital and cash requirements for the balance of fiscal 1995 will be principally drawn from the following sources: (i) the existing cash on hand; and (ii) cash flow from operations, pending the Company's anticipated business transaction with Nextel. As described in more detail under Note C, the Company is currently expected to consummate the Merger Agreement with Nextel during the first quarter of fiscal 1996. However, there can be no assurance that the proposed transaction will be completed. If the Company is unable to close its proposed business transaction with Nextel, it would need to seek financing to repay amounts due to Kansallis-Osake-Pankki ("KOP") or obtain the agreement of KOP to a rescheduling of the Company's repayment obligations. No assurance can be given that such financing could be obtained on acceptable terms, or that KOP would agree to such a rescheduling. The Company negotiated an extension of approximately $3,871,000 in total principal repayments under its credit agreement with KOP, which were originally due between December 31, 1993 through June 30, 1995 and are now due June 30, 1995. KOP charged an $80,000 extension fee as a condition of extending certain principal repayments in March 1995. The Company is seeking another extension to the date that the transaction with Nextel is anticipated to be completed.

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995


NOTE C -- SIGNIFICANT TRANSACTIONS AND EVENTS

1.  NEXTEL TRANSACTION

   On April 25, 1995, the Company and Nextel Communications, Inc. ("Nextel") entered into a definitive Agreement and Plan of Merger, dated as of April 25, 1995 (the "Merger Agreement"), by and among the Company, Nextel and Mobile Communications of Florida, Inc., a wholly owned subsidiary of Nextel ("MCF"). The Merger Agreement provides for MCF to merge with and into the Company, with the Company being the surviving corporation (the "Merger"). In the Merger, each share of Common Stock, par value $.01 per share ("Common Stock"), of the Company issued and outstanding (except for shares held by Nextel or the Company) will be converted into the right to receive 0.62 of a share of Class A Common Stock, par value $.001 per share ("Nextel Stock"), of Nextel (based on there being no more than 6,775,721 shares of Common Stock outstanding on a fully diluted basis (other than any shares held by Nextel)), resulting in approximately 4,200,000 shares of Nextel Stock becoming issuable in connection with the Merger. Each unexercised employee stock option of the Company outstanding after the Merger will be assumed by Nextel and will be converted into an option to purchase that number of shares of Nextel Stock that the holder thereof would have received in the Merger had such holder exercised such option immediately prior to the Merger.

   The Merger is subject to customary closing conditions, including (i) approval of the Merger by the holders of the Company's Common Stock, (ii) Nextel and the Company having obtained all governmental and third party consents and approvals required in connection with the Merger, including under the indentures pursuant to which certain of Nextel's outstanding indebtedness has been issued (the "Nextel Indentures"), (iii) each of Nextel and the Company having received an opinion of counsel to the effect that, among other things, the Merger can be consummated on a tax free basis, and (iv) the Company receiving an opinion from its financial advisor that, from a financial point of view, the Merger is fair to the public holders of Common Stock. Additionally, the Merger is subject to (i) the consummation of the purchase of equity securities of Nextel by an affiliate of Craig O. McCaw contemplated by that certain Securities Purchase Agreement, dated as of April 4, 1995 (the "McCaw Purchase"), (ii) no holder of Common Stock being entitled to exercise appraisal rights in connection with the Merger, and (iii) Nextel's ability to cause the Company to repay all of its outstanding indebtedness following the Merger without prepayment penalties or similar charges or any third party consents.

   As described in earlier financial statements, the Company and Nextel are also parties to a certain Stock Purchase Agreement, originally dated as of August 25, 1993 (as amended, the "Stock Purchase Agreement"), pursuant to which Nextel had agreed to purchase a majority equity interest in the Company. Upon the signing of the Merger Agreement, the

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995


NOTE C -- SIGNIFICANT TRANSACTIONS AND EVENTS

1.  NEXTEL TRANSACTION (continued)

Stock Purchase Agreement was terminated and superseded, subject to the Stock Purchase Agreement being automatically returned to full force and effect if the Merger Agreement is terminated pursuant to the applicable provisions of the Merger Agreement in any of the following circumstances: (i) if the McCaw Purchase is not consummated by September 15, 1995, (ii) if the Common Stock is not listed on the Nasdaq National Market on the record date for the special meeting of the holders of the Common Stock relating to the Merger, or (iii) if Nextel is unable to obtain the necessary consents relating to the Merger under the Nextel Indentures by September 15, 1995 or (iv) if the proxy statement/prospectus relating to the Merger is not mailed to the holders of the Common Stock by July 31, 1995. In addition to the circumstances described above and certain other circumstances described in the Merger Agreement, the Merger Agreement may also be terminated by either the Company or Nextel (but without the Stock Purchase Agreement being returned to full force and effect) if the Merger is not consummated by September 30, 1995.

   In connection with the Merger Agreement, Tele-Communications, Inc. ("TCI") and Nextel have entered into a voting agreement (the "Voting Agreement") pursuant to which TCI has agreed, among other things, (i) not to dispose of its Common Stock prior to the Merger except in certain limited circumstances and
(ii) to vote (or grant a proxy to Nextel to vote) its shares of Common Stock in favor of the Merger. In addition, pursuant to the Merger Agreement Nextel has agreed to vote its Common Stock in favor of the Merger. Together, Nextel and TCI beneficially own approximately 46% of the outstanding shares of Common Stock.

   The foregoing summary descriptions of the Merger Agreement and the Voting Agreement are qualified in their entirety by reference to the precise terms and conditions of such agreements, copies of which have been filed as exhibits to this report and which are hereby incorporated by reference for all purposes.

2. RESCO/AMS PARTNERSHIP DISSOLUTION

   The Company and Resco, Inc., the general partners of Resco/AMS Partnership dissolved the Resco/AMS partnership as of December 31, 1994. All remaining assets of the partnership have been distributed among its partners in accordance with the partnership agreement.

              AMERICAN MOBILE SYSTEMS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995


NOTE C -- SIGNIFICANT TRANSACTIONS AND EVENTS


3. PENDING ASSET SALE

   In December 1994, the Company entered into various agreements with PowerSpectrum of Miami, Inc. ("PowerSpectrum") by which the Company expects to sell a ten-channel 900 MHz SMR facility, excluding equipment, located in Miami, Florida to PowerSpectrum for a purchase price of $300,000. In December 1994, the Company received $270,000 of such purchase price as a deposit in connection with the sale of the SMR system to PowerSpectrum, and such funds are only required to be returned to PowerSpectrum in certain limited circumstances.
Also in December 1994, the Company entered into various agreements with Frank DiRico and a company which he controls by which the Company expects to sell a ten-channel 900 MHz SMR facility, excluding equipment, located in Miami, Florida to Frank DiRico for a purchase price of $400,000. In December 1994, the Company received $80,000 of such purchase price as a deposit in connection with the sale of such SMR system, and such funds are only required to be returned by the Company in certain limited circumstances. Both of the aforementioned sales are contingent upon FCC approval.

4. STOCKHOLDER EQUITY

   As a result of the termination of the Put Agreement on November 18, 1994, the number of issued and outstanding shares of common stock was increased by 714,286 shares, and the total stockholders'equity balance was increased by a corresponding $5 million.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Nine Months Ended March 31, 1995 Compared
                        to March 31, 1994

  The Company's total sales increased by 2.9% from $6,375,000 in the nine months ended March 31, 1994 to $6,559,000 for the same period in 1995. Sales are comprised of two components: Sales of airtime to customers and sales of equipment and service. As a percentage of total sales, sales of airtime for the period ended March 31, 1995, were 62.9%, up slightly from 58.8% for the same period in 1994. Airtime sales increased by 10.1% from $3,750,000 for the period ended March 31, 1994 to $4,127,000 for the same period in 1995. This was a result of the Company's net subscriber growth and an increase in the average rate charged per subscriber unit. Sales of equipment and service have decreased by 7.3% from $2,625,000 for the period ended March 31, 1994 to $2,432,000 for the same period in 1995 as a result of a small sales team.

  There was a decrease of 5.0% in the cost of sales for airtime from $1,180,000 for the period ended March 31, 1994 to $1,121,000 for the same period in 1995, and a decrease of 9.8% in the cost of sales for equipment and service from $1,655,000 for the period ended March 31, 1994 to $1,492,000 for the same period in 1995. Overall, the total cost of sales decreased by 7.8% from $2,835,000 for the period ended March 31, 1994 to $2,613,000 for the comparable period in 1995.

  The Company's selling, general and administrative expenses have decreased 13.5% from $3,023,000 for the period ended March 31, 1994 to $2,616,000 for the same period in 1995. This decrease was the combined result of the reduction in sales and service personnel and the decrease in legal fees for the period ended March 31, 1995. Interest expense increased by 2.8% from $621,000 for the period ended March 31, 1994 to $795,000 for the same period in 1995 due to increases in the interest rate and an $80,000 extension fee charged by KOP in connection with an extension of certain principal repayments in March 1995.

  It is anticipated that the Company will continue to report operating losses during its current fiscal year because of its continuing significant interest, depreciation and amortization expenses, as well as continued costs of marketing incurred to increase the number of subscribers to the Company's systems.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

  The Company had recurring losses in fiscal years 1992, 1993 and 1994 and in the first three quarters of fiscal 1995. During these periods, the Company also incurred working capital deficits and used net cash in its operating activities during fiscal years 1992, 1993 and 1994. The Company anticipates that its working capital and cash requirements for the balance of fiscal year 1995 will be principally drawn from the following sources: (i) the existing cash on hand and (ii) cash flow from operations, pending the Company's anticipated business transaction with Nextel which is currently expected to be completed by the first quarter of fiscal 1996. However, there can be no assurance that the proposed transaction will be completed. The Company has negotiated an extension of approximately $3,871,000 in total principal repayments under its credit agreement with KOP which were originally due between December 31, 1993 through June 30, 1995 and are now due June 30, 1995. The Company is seeking another extension to the date that its business transaction with Nextel is anticipated to be completed.

  In order to commence the construction of its proposed ESMR digital mobile network, the Company will need to secure the necessary funding from outside sources. No assurances can be given at this time that such funding will be obtained.

                                    PART II
                               OTHER INFORMATION

Item 1 - Legal Proceeding

    On or about March 26, 1992, Frank and Kathleen Seidman (together, the "Plaintiff") filed a complaint (the "Seidman Complaint") in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 92-1782, against the Company and William J. Young, the Company's former Director, President, Chief Executive Officer and Chief Financial Officer (the "Seidman Action"). The Seidman Complaint was filed as a class action on behalf of a putative class consisting of all persons who purchased the Company's Common Stock during the period commencing April 9, 1991 and ending March 24, 1992 and who claimed to have suffered damages as a result thereof.

    The Plaintiff asserts claims against the Company and Mr. Young for violations of Federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission (the "SEC") thereunder. In substance, the Plaintiff alleges that Mr. Young, in his capacity as President and Chief Executive Officer of the Company, directed and approved the unauthorized transfer of $4.1 million from the accounts of the Company, and that the Company did not properly account for the unauthorized transfers in its financial statements, which results in those statements materially misrepresenting the Company's financial condition.

    On March 16, 1993, the Company timely answered the Seidman Complaint, denying all allegations of wrongdoing and specifically denying that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

    On March 24, 1993, the Plaintiff filed a complaint (the "Deloitte Complaint") in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 93-1564, against Deloitte & Touche, the accounting firm formerly responsible for performing audit services for the Company (the "Deloitte Action"). The Deloitte Complaint was filed as a class action on behalf of a putative class consisting of all persons who purchased the Company's Common Stock during the period commencing July 1, 1990 and ending March 24, 1992 and who claimed to have suffered damages as a result thereof. The Deloitte Complaint asserts claims against Deloitte & Touche for violations of Federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder, in connection with the same events as those described in the Seidman Complaint.

    On July 26, 1993, the Seidman Action and the Deloitte Action were consolidated under Civil Action No. 92-1782.

    On August 5, 1993, the Plaintiff filed a consolidated complaint in the United States District Court for the Eastern District of Pennsylvania, Civil Action Number 92-1782, against the Company, William J. Young and Deloitte & Touche (the "Consolidated Complaint"). The Consolidated Complaint was filed as a class action on behalf of a

                                    PART II
                               OTHER INFORMATION


Item 1 - Legal Proceeding (continued)

putative class consisting of all persons who purchased the Company's Common Stock during the period commencing July 1, 1990 and ending March 24, 1992 and who claimed to have suffered damages as a result thereof. The Consolidated Complaint reasserted the claims against the Company, Mr. Young, and Deloitte & Touche for violations of Federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder.

    On August 20, 1993, the Company timely answered the Consolidated Complaint, once again denying all allegations of wrongdoing and specifically denying that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.

    On September 30, 1994, the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 91-1782, granted the Plaintiff's motion for class certification in the Consolidated Complaint and certified the class to consist of all persons who purchased or acquired the Common Stock of the Company during the period from July 1, 1990 until March 24, 1992 and who were injured as a result thereof. Additionally, the Plaintiff was certified as the representative of the class.

    The Company intends to continue to defend itself vigorously against the class action lawsuit.

    Three purported class action lawsuits were filed by certain of the Company's stockholders on September 9 and 12, 1994 in the Delaware Court of Chancery against the Company, its directors (Richard G. Somers, Gary S. Howard and William L. Wedum) and Nextel in connection with Nextel's previously announced proposal to acquire the Company in a tax-free merger in which the Company's stockholders would receive 3,000,000 shares of Nextel Class A Common Stock. The complaints in the three actions allege that the Company's directors, who allegedly were aided and abetted by Nextel, breached their fiduciary duties to the Company's stockholders by supposedly failing to seek the highest available price in connection with the proposed sale of the Company. On September 26, 1994, the Company entered into an agreement in principle regarding a proposed merger in which Nextel would acquire the Company through a merger in which the Company's stockholders would receive 3,700,000 shares of Nextel Class A Common Stock. On November 15, 1994, the Delaware Chancery Court entered an order consolidating the three lawsuits for all purposes in an action styled as In re: American Mobile Systems Incorporated Stockholders Litig.; Consol. C.A. No. 13731. The consolidated order also provides that plaintiffs in the consolidated action will file an amended and supplemental complaint as soon as possible. To date, no such complaint has been filed.

    The Company believes the complaints are without merit and intends to vigorously defend against them.

                                    PART II
                               OTHER INFORMATION


Item 1 - Legal Proceeding (continued)

    The Securities and Exchange Commission (the "Commission") has conducted a formal investigation (In the Matter of American Mobile Systems Incorporated, HO-2624) concerning events surrounding the unauthrorized transfers of funds from the accounts of AMS by William J. Young. AMS voluntarily cooperated with an informal investigation by the Commission and continued its cooperation during the formal investigation by the Commission.

                                    PART II
                               OTHER INFORMATION




Item 6 - Exhibits and Reports Filed on Form 8-K

    (a)  Exhibits:

            (i) Item 5 of Current Report on Form 8-K, dated January 10, 1995, of Nextel Communications, Inc., without exhibits.

            (ii) Agreement and Plan of Merger, dated as of April 25, 1995, by and among the Company, Nextel and Mobile Communications of Florida, Inc. (filed on May 1, 1995 as Exhibit 2 to the Company's Report on Form 8-K, dated April 28, 1995, and incorporated herein by reference).

            (iii) Letter, dated as of April 25, 1995, from Tele-Communications, Inc. to Nextel (filed on May 1, 1995 as Exhibit 99.1 to the Company's report on Form 8-K, dated April 28, 1995, and incorporated herein by reference).

    (b) The following Form 8-K was filed during the quarter through the date of this filing:

            (i) Report of the Company on Form 8-K dated January 12, 1995 regarding Nextel's filing with the SEC on Form 8-K dated January 10, 1995, disclosing certain debt covenant compliance issues.

           (ii) Report of the Company on Form 8-K, dated April 28, 1995, regarding Merger between the Company and Nextel.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN MOBILE SYSTEMS INCORPORATED



                                    By: /s/Alice L. Cheung
                                        --------------------------------
                                        Alice L. Cheung, Treasurer and
                                        Controller (Principal Financial
                                        and Accounting Officer)



Date:  May 12, 1995

                                EXHIBIT INDEX
                                -------------


Exhibit 27 - Financial Data Schedule.